Form 10-Q
period 1996-03-31
PDC 1992-C LIMITED PARTNERSHIP
filed 1996-05-15
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1996

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                       Commission file number 033-43206

               I.R.S. Employer Identification Number 55-0718529

                        PDC 1992-C LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1996 and December 31, 1995         1

           Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                 2

           Statement of Partners' Equity - March 31, 1996              3

           Statements of Cash Flows-
            Three Months Ended March 31, 1996 and 1995                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1996 and December 31, 1995



  Assets
                                                     1996             1995
                                                (Unaudited)

Current assets:
  Cash                                           $    2,498      $    1,749
  Accounts receivable - oil and gas revenues        326,819         165,296
  Due from opertor                                      608            -
           Total current assets                     329,925         167,045

Oil and gas properties, successful efforts method
      Oil and gas properties                      6,033,071       6,033,071
      Less accumulated depreciation, depletion
        and amortization                          1,629,380       1,506,234
                                                  4,403,691       4,526,837

Other assets (net of amortization of $21,295 and
      $19,737)                                        9,873          11,431

                                                 $4,743,489      $4,705,313

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                               24,914          33,366
                    Total current liabilities        24,914          33,366


Partners' Equity                                  4,718,575       4,671,947

                                                 $4,743,489      $4,705,313

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                     1996             1995
Revenues:
  Sales of oil and gas                            $389,049         193,476
  Transportation revenue                             8,295          10,213
  Interest income                                      608             717
                                                   397,952         204,406

Expenses:
  Lifting costs                                     62,608          50,765
  Direct administrative cost                           250              13
  Depreciation, depletion and amortization         124,704         148,206
                                                   187,562         198,984

           Net income                             $210,390           5,422

           Net income (loss) per limited and
            additional general partner unit        $   513             (32)

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1995         $4,202,020       $  469,927   $4,671,947
Distributions to partners            (135,006)         (28,756)    (163,762)
Net income                            163,879           46,511      210,390

      Balance, March 31, 1996      $4,230,893       $  487,682   $4,718,575

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                    1996             1995
Cash flows from operating activities:
  Net income                                      $210,390        $  5,422
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization     124,704         148,206
      Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable -
        oil and gas revenues                      (161,523)          7,165
      Increase in due from operator                   (608)           -
      Decrease in accrued expenses                  (8,452)         (8,293)
          Net cash provided from
             operating activities                  164,511         152,500

Cash flows from financing activities:
  Distributions to partners                       (163,762)       (152,040)
           Net cash used by financing activities  (163,762)       (152,040)

Net increase in cash                                   749             460
Cash at beginning of period                          1,749           2,427
Cash at end of period                            $   2,498       $   2,887

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1995, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources


         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at March 31, 1996 of $305,011.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently high and while they are not predictable in the coming year, it appears that on average, they will be higher in 1996 than in 1995.


    Results of Operations

         Natural gas sales increased 101% during the first quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $210,390 and distributed $163,762 to the partners for the first quarter of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 1992-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 13, 1996                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 13, 1996                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer