Form 10-Q
period 1996-06-30
PDC 1992-C LIMITED PARTNERSHIP
filed 1996-08-08
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1996 and December 31, 1995          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1996 and 1995                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1996                             3

           Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1996 and December 31, 1995




      Assets
                                                          1996           1995
                                                     (Unaudited)

Current assets:
      Cash                                            $      151    $    1,749
      Accounts receivable - oil and gas revenues         165,343       165,296
                    Total current assets                 165,494       167,045

Oil and gas properties, successful efforts method
      Oil and gas properties                           6,033,071     6,033,071
      Less accumulated depreciation, depletion
        and amortization                               1,742,693     1,506,234
                                                       4,290,378     4,526,837

Other assets (net of amortization of $22,853 and
      $19,737)                                             8,315        11,431

                                                      $4,464,187    $4,705,313

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                                $   20,058    $   33,366
                    Total current liabilities             20,058        33,366


Partners' Equity                                       4,444,129     4,671,947

                                                      $4,464,187    $4,705,313

See accompanying notes to financial statements.

                            PDC 1992-C LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1996 and 1995
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                            1996         1995          1996         1995


Revenues:
  Sales of oil and gas                    $217,952    $193,929      $607,001     $387,405
  Transportation revenue                     6,143       8,597        14,438       18,810
  Interest income                              822         852         1,430        1,569
                                           224,917     203,378       622,869      407,784

Expenses:
  Lifting costs                             50,146      47,173       112,754       97,938
  Direct administrative cost                    91          71           341           84
  Depreciation, depletion and amortization 114,871     143,383       239,575      291,589
                                           165,108     190,627       352,670      389,611

     Net income                           $ 59,809    $ 12,751      $270,199     $ 18,173

     Net income (loss) per limited and
      additional general partner unit     $    135    $    (87)     $    648     $   (119)

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six Months ended June 30, 1996
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1995             $4,202,020       $  469,927     $4,671,947
Distributions to partners                (413,073)         (84,944)      (498,017)
Net income                                206,927           63,272        270,199

          Balance, June 30, 1996       $3,995,874       $  448,255     $4,444,129

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six Months ended June 30, 1996 and 1995

                                        (Unaudited)


                                                               1996         1995
Cash flows from operating activities:
          Net income                                        $ 270,199   $  18,173
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation, depletion and amortization        239,575     291,589
              Changes in operating assets and liabilities:
              (Decrease) increase in accounts receivable -
                oil and gas revenues                              (47)      8,769
              Decrease in accrued expenses                    (13,308)    (16,240)
                  Net cash provided from
                   operating activities                       496,419     302,291

Cash flows from financing activities:
          Distributions to partners                          (498,017)   (304,491)
                 Net cash used by financing activities       (498,017)   (304,491)

Net decrease in cash                                           (1,598)     (2,200)
Cash at beginning of period                                     1,749       2,427
Cash at end of period                                       $     151   $     227

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1996 of $145,436.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices. Price levels of natural gas are currently above usual seasonal averages, and while they are not predictable, it appears that on average, they will be higher in 1996 than in 1995.


        Results of Operations

        Three Months Ended June 30, 1996 Compared with 1995

             Natural gas sales increased 12.4% during the second quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $59,809 and distributed $334,255 to the partners in the second quarter of 1996.

        Six Months Ended June 30, 1996 Compared with 1995

             Natural gas sales increased 56.7% during the first six months of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $270,199 and distributed $498,017 to the partners in the first six months of 1996.

                                                              CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1996.



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


                                               PDC 1992-C Limited Partnership
                                                       (Registrant)

                                               By its Managing General Partner
                                               Petroleum Development Corporation




Date:  August 7, 1996                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 7, 1996                               /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer