Form 10-Q
period 1996-09-30
PDC 1992-C LIMITED PARTNERSHIP
filed 1996-11-14
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1996

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1996 and December 31, 1995     1

           Statements of Operations - Three Months and
            Nine Months Ended September 30, 1996 and 1995              2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1996                       3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1996 and December 31, 1995



      Assets
                                                        1996           1995
                                                   (Unaudited)

Current assets:
      Cash                                          $      698    $    1,749
      Accounts receivable - oil and gas revenues       177,571       165,296
                    Total current assets               178,269       167,045

Oil and gas properties, successful efforts method
      Oil and gas properties                         6,033,071     6,033,071
      Less accumulated depreciation, depletion
        and amortization                             1,834,339     1,506,234
                                                     4,198,732     4,526,837

Other assets (net of amortization of $24,411 and
      $19,737)                                           6,757        11,431

                                                    $4,383,758    $4,705,313

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                              $   13,547    $   33,366
                    Total current liabilities           13,547        33,366


Partners' Equity                                     4,370,211     4,671,947

                                                    $4,383,758    $4,705,313

See accompanying notes to financial statements.

                            PDC 1992-C LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

            Three Months and Nine Months ended September 30, 1996 and 1995
                                      (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                               September 30,             September 30,
                                            1996         1995          1996         1995


Revenues:
  Sales of oil and gas                    $222,409    $146,801      $829,410     $534,206
  Transportation revenue                     8,167       8,531        22,605       27,341
  Interest income                              574         840         2,004        2,409
                                           231,150     156,172       854,019      563,956

Expenses:
  Lifting costs                             59,449      44,735       172,203      142,673
  Direct administrative cost                    28          37           369          121
  Depreciation, depletion and amortization  93,204      43,035       332,779      334,624
                                           152,681      87,807       505,351      477,418

     Net income                           $ 78,469    $ 68,365      $348,668     $ 86,538

     Net income per limited and
      additional general partner unit     $    179    $    163      $    827     $    133

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine Months ended September 30, 1996
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1995             $4,202,020       $  469,927     $4,671,947
Distributions to partners                (538,282)        (112,122)      (650,404)
Net income                                264,052           84,616        348,668

          Balance, September 30, 1996  $3,927,790       $  442,421     $4,370,211

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine Months ended September 30, 1996 and 1995
                                        (Unaudited)

                                                               1996         1995
Cash flows from operating activities:
          Net income                                        $ 348,668   $  86,538
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation, depletion and amortization        332,779     334,624
              Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable -
                oil and gas revenues                          (12,275)     37,454
              Decrease in accrued expenses                    (19,819)    (23,056)
                  Net cash provided from
                   operating activities                       649,353     435,560

Cash flows from financing activities:
          Distributions to partners                          (650,404)   (436,925)
                 Net cash used by financing activities       (650,404)   (436,925)

Net decrease in cash                                           (1,051)     (1,365)
Cash at beginning of period                                     1,749       2,427
Cash at end of period                                       $     698   $   1,062

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources


         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at September 30, 1996 of $164,722.

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


    Results of Operations

    Three Months Ended September 30, 1996 Compared with 1995

         Natural gas sales increased 51.5% during the third quarter of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $78,469 and distributed $152,387 to the partners in the third quarter of 1996.

    Nine Months Ended September 30, 1996 Compared with 1995

         Natural gas sales increased 55.3% during the first nine months of 1996 compared to 1995 due to the increase in the sales price of natural gas as referred to above. The partnership experienced a net income of $348,668 and distributed $650,404 to the partners in the first nine months of 1996.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



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


                                              PDC 1992-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 13, 1996                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 13, 1996                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer