Form 10-K
period 1996-12-31
PDC 1992-C LIMITED PARTNERSHIP
filed 1997-03-26
CIK 880057

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1996

  Commission File Number  033-43206

  Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange    Act of 1934 for the transaction period from                 to


                       PDC 1992-C LIMITED PARTNERSHIP
                    (Exact name of registrant as specified in its charter)



    West Virginia                                             55-0718529

(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



103 East Main Street, Bridgeport, West Virginia  26330
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597



     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 General and Limited Partnership Interests
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  PART I

ITEM 1.  BUSINESS.

General

    PDC 1992-C Limited Partnership ("the Partnership") is a limited partnership formed on November 6, 1992 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

    Since the commencement of operations on November 6, 1992, the Partnership has been engaged in onshore, domestic gas exploration exclusively in West Virginia. A total of 12 limited partners contributed initial capital of $235,000; a total of 519 additional general partners contributed initial capital of $6,153,897; and PDC (Managing General Partner) contributed $603,396 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the
Agreement).

    Under the terms of the Agreement, the allocation of revenues is as follows:

                                          Allocation
                                         of Revenues
          Additional General and
            Limited Partners                  80%

          Managing General Partner            20%

    Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 90% by the additional general and limited partners and 10% by the Managing General Partner.

Employees

    The Partnership has no employees, however, PDC has approximately 72 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of 29 gross wells and will continue to operate and produce its 26 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

    See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

    The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.

Competition

    The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.
State Regulations

    State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

Federal Regulations

    Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January 1981 when controls were effectively eliminated by executive order of the President. As a result, to the extent the Partnership sells oil produced from its properties it is at unregulated market prices.

    Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Partnership would be minimal since the partnership expects to sell only small quantities of liquid hydrocarbons, if any.

    Natural Gas Regulation. Sale of natural gas by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas sold intrastate. The Federal Energy Regulatory Commission (FERC) regulates the operation and cost of interstate pipeline operators who transport gas. Currently the price of gas sold by the Partnership is not regulated by any state or federal agency.

    The FERC has adopted major changes in certain of its regulations and continues to make additional changes that will significantly affect future transportation and marketing of natural gas.

    The Partnership is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rulemakings.

    Proposed Regulation. Numerous proposals concerning energy are being considered by the United States Congress, various state legislatures and regulatory agencies. The possible outcome and effect of these proposals cannot be accurately predicted.

    Environmental and Safety Regulation. The Partnership believes that it complies, in all material respects, with all legislation and regulations affecting its operations in the drilling and production of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Partnership's expenditures for capital equipment, its operations or its competitive position. The cost of such compliance is not anticipated to be material in the future.

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from November 6, 1992 (date of inception) to March 15, 1997, of the Partnership which was conducted in the Continental United States.

                                       Development Wells
                               Gross                    Net
                      Productive  Dry Total   Productive  Dry    Total

Period Ended
 March 15, 1997. . .         26    3   29       24.849    2.529 27.378

    The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

    The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1997.

                           Productive Gas Wells

Well Name       County            State             Gross             Net
Bord #6         Taylor             WV                 1              .993
Reynolds #4     Taylor             WV                 1              .993
Bord #7         Taylor             WV                 1              .773
Wilson #2       Taylor             WV                 1              .993
Mayle #3        Taylor             WV                 1              .993
Reynolds #3     Taylor             WV                 1              .993
Costello #1     Taylor             WV                 1              .993
Johnson #1      Doddridge          WV                 1              .993
Hershman #1     Barbour            WV                 1              .993
Mayle #2        Taylor             WV                 1              .993
Poling #1       Barbour            WV                 1              .993
Mayle #1        Taylor             WV                 1              .993
Ramsey #1       Harrison           WV                 1              .993
Shanholtzer #1  Taylor             WV                 1              .993
Louk #1         Barbour            WV                 1              .993
Ramsey #2       Harrison           WV                 1              .993
McMullan #2     Barbour            WV                 1              .993
Shanholtzer #2  Taylor             WV                 1              .993
Knotts #2       Taylor             WV                 1              .993
Skaggs #1       Barbour            WV                 1              .993
Moats #1        Barbour            WV                 1              .993
Stemple #1      Barbour            WV                 1              .993
Knotts #1       Taylor             WV                 1              .993
Mayle #4        Taylor             WV                 1              .993
Gull #2         Taylor             WV                 1              .993
Collins #1      Taylor             WV                 1              .244
                                                     26            24.849

    A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

    The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

    As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations are generally made, including in most cases receiving a title opinion of legal counsel, before commencement of drilling operations. A thorough examination of title has been made with respect to all of the Partnership's producing properties and the Partnership believes that it has generally satisfactory title to such properties.

ITEM 3.  LEGAL PROCEEDINGS.

    The Managing General partner as driller/operator is not party to any legal action that would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

    One matter was submitted to a vote of the security holders of the Partnership during the year 1995. The partners voted to amend the partnership agreement with regard to the "engineering reports prepared by the qualified independent petroleum engineer" by deleting the word "independent." No other matters have been submitted to a vote for the period November 6, 1992 (date of inception) to December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1996, PDC 1992-C Limited Partnership had one Managing General Partner, 12 Limited Partners who fully paid for 11.75 units at $20,000 per unit of limited partnership interests and a total of 519 Additional General Partners who fully paid for 307.695 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

    Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                       Periods ended
                                                       December 31,

                                                1996        1995      1994
Oil and Gas Sales. . . . . . . . . . . . . . .$ 1,137,558   732,252 1,010,439
Costs and Expenses . . . . . . . . . . . . . .    612,301   726,120   817,298
Net Income . . . . . . . . . . . . . . . . . .    540,278    45,611   275,113
Allocation of Net Income (Loss):
   Managing General Partner. . . . . . . . . .   122,512    51,416    105,800
   Limited and Additional General Partners . .   417,766    (5,805)   169,313
   Per Limited and Additional
    General Partner Unit . . . . . . . . . . .     1,308       (18)       530
Total Assets . . . . . . . . . . . . . . . . . 4,442,312 4,705,313  5,211,630
Distributions:
   Managing General Partner. . . . . . . . . .   141,196    99,756    181,365
   Limited and Additional General Partners . .   658,280   444,932    735,725

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
         OF OPERATIONS.

Liquidity and Capital Resources

    The Partnership was funded with initial Limited and Additional General Partner contributions of $6,388,897 and the Managing General Partner contributed $603,396 in accordance with the Agreement. Offering, organization and legal costs of $798,612 were incurred leaving available capital of $6,193,681 for Partnership activities.

    The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 1993. Twenty-nine wells have been drilled, of which twenty-six have been completed as producing wells. No additional wells will be drilled.

    The Partnership had net working capital at December 31, 1996 of $220,808.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1996 Compared to 1995

    Oil and gas sales increased 55.4% in 1996 compared to 1995 due to higher average sales prices offset in part by lower sales volumes. Cash distributions to the partners increased from $544,688 in 1995 to $799,476 in 1996 due to the above reasons.

1995 Compared to 1994

    The Partnership's natural gas sales decreased 27.5% in 1995 compared to 1994 due to decreased sales volumes and lower average sales prices.

    The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas prices are subject to general market conditions which drive the pricing changes.

    The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1996 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the years ended December 31,:

                                          1996        1995         1994
       Operator's charges             $243,031     189,637      266,098
       Tax return preparation            3,620       3,620        3,630
       Direct administrative cost        1,532       2,511        1,439


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)  (1)  Financial Statements See Index to Financial
                     Statements on F-2

                (2)  Financial Statement Schedules

                     See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.






                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PDC 1992-C Limited Partnership
                                              By its Managing General
                                              Partner Petroleum Development
                                              Corporation



                                              By/s/ James N. Ryan

                                                James N. Ryan, Chairman



                                              March 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 26, 1997



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 26, 1997



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 26, 1997
                         (principal financial and
                         accounting officer)


/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 26, 1997

                            PDC 1992-C LIMITED PARTNERSHIP
                            (A West Virginia Limited Partnership)

                            Financial Statements for Annual Report
                            on Form 10-K to Securities and Exchange
                            Commission

                            Years Ended December 31, 1996, 1995 and 1994
                            (With Independent Auditors' Report Thereon)

                      PDC 1992-C LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                 F-3
Balance Sheets - December 31, 1996 and 1995                  F-4
Statements of Operations - Years Ended
 December 31, 1996, 1995 and 1994                            F-5
Statements of Partners' Equity - Years Ended
 December 31, 1996, 1995 and 1994                            F-6
Statements of Cash Flows - Years Ended
 December 31, 1996, 1995 and 1994                            F-7
Notes to Financial Statements                                F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                       Independent Auditors' Report



To the Partners
PDC 1992-C Limited Partnership:

We have audited the financial statements of PDC 1992-C Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1992-C Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                             KPMG Peat
Marwick LLP



Pittsburgh, Pennsylvania
March 20, 1997

                      PDC 1992-C LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                              Balance Sheets

                        December 31, 1996 and 1995

    Assets                                             1996     1995

Current assets:
  Cash                                            $      957      1,749
  Accounts receivable - oil and gas revenues         249,414    165,296
    Total current assets                             250,371    167,045

Oil and gas properties, successful efforts method
    (Notes 3 and 5):
    Oil and gas properties                         6,033,071  6,033,071
    Less accumulated depreciation, depletion and
     amortization                                  1,846,327  1,506,234
                                                   4,186,744  4,526,837

Other assets (net of amortization of $25,971
   and $19,737)                                        5,197     11,431

                                                  $4,442,312  4,705,313



  Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                                $   29,563    33,366
    Total current liabilities                         29,563    33,366

Partners' equity                                   4,412,749  4,671,947

                                                  $4,442,312  4,705,313






See accompanying notes to financial statements.

                      PDC 1992-C LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                         Statements of Operations

               Years ended December 31, 1996, 1995 and 1994

                                             1996        1995      1994

Revenues:
  Sales of oil and gas                  $1,137,558     732,252 1,010,439
  Transportation income                     12,710      36,351    79,122
  Interest income                            2,311       3,128     2,850
                                         1,152,579     771,731 1,092,411

Expenses (note 3):
  Lifting cost                             243,031     189,637   266,098
  Independent engineering fee                 -           -        1,715
  Independent audit fee                      6,315       6,288     7,884
  Franchise taxes                           11,476      12,881    16,562
  Tax return preparation                     3,620       3,620     3,630
  Direct administrative cost                 1,532       2,511     1,439
  Depreciation, depletion and amortization  346,327    511,183   519,970
                                            612,301    726,120   817,298

    Net income                          $  540,278      45,611   275,113

    Net income (loss) per limited
     and additional general partner unit$    1,308         (18)      530

See accompanying notes to financial statements.

                     PDC 1992-C LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                      Statements of Partners' Equity

               Years ended December 31, 1996, 1995 and 1994

                                 Limited
                                 and additional     Managing
                                 general partners   general partner       Total
Balance, December 31, 1993      $5,219,169         593,832             5,813,001
Distributions to partners         (735,725)       (181,365)             (917,090)
Net income                         169,313         105,800               275,113

   Balance, December 31, 1994    4,652,757         518,267             5,171,024

Distributions to partners         (444,932)        (99,756)             (544,688)
Net income (loss)                   (5,805)         51,416                45,611

   Balance, December 31, 1995    4,202,020         469,927             4,671,947

Distributions to partners         (658,280)       (141,196)             (799,476)
Net income                         417,766         122,512               540,278

  Balance, December 31, 1996    $3,961,506         451,243             4,412,749

See accompanying notes to financial statements.

                          PDC 1992-C LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                   Years ended December 31, 1996, 1995 and 1994


                                                1996           1995         1994
Cash flows from operating activities:
      Net income                            $  540,278        45,611      275,113
      Adjustments to reconcile net
        income to net cash
        provided by operating activities:
          Depreciation, depletion and
           amortization                        346,327       511,183      519,970
          Changes in operating assets and
           liabilities:
            Accounts receivable -
             oil & gas revenues                (84,118)       (5,544)     112,503
            Accrued expenses                    (3,803)       (7,240)      (8,034)


          Net cash provided from
           operating activities                798,684       544,010      899,552

Cash flows from investing activities:
      Refund of (expenditures for)
       oil and gas properties                     -             -           3,388

      Net cash provided from
          investing activities                    -             -           3,388

Cash flows from financing activities:
      Distributions to partners               (799,476)     (544,688)    (917,090)
          Net cash used by
           financing activities               (799,476)     (544,688)    (917,090)

Net decrease in cash                              (792)         (678)     (14,150)
Cash at beginning of period                      1,749         2,427       16,577
Cash at end of period                       $      957         1,749        2,427






See accompanying notes to financial statements.












                          PDC 1992-C LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                   Years Ended December 31, 1996, 1995 and 1994

(1)   Summary of Significant Accounting Policies

    Partnership Financial Statement Presentation Basis

    The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1992-C Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

    Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 1996 and 1995 by the Managing General Partner's petroleum engineers and at December 31, 1994 by an independent petroleum engineer, Wright
      & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

    The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices.
      Prices utilized for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

    Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

    Other Assets

    Other assets consist of costs incurred to organize the entity as a limited partnership. Other assets are being amortized over five years for both tax and financial reporting purposes.

    Income Taxes

    Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

    Under federal income tax laws, regulations and administrative rulings, certain types of transactions may be accorded varying interpretations.
      Accordingly, the Partnership's tax return and, consequently, individual tax returns of the partners may be changed to conform to the tax treatment resulting from a review by the Internal Revenue
      Service.






                                                              (Continued)

                      PDC 1992-C LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

    New Pronouncement

    The Partnership adopted Statement of Financial Accounting Standard No.
      121, "Accounting for the Impairment of Long-Lived Assets and for Long-
      Lived Assets to Be Disposed Of", effective January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows(undiscounted and with out interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable tangibles is based on the fair value of an asset.
      The adoption of this accounting standard did not have any impact on the Partnership's financial statements.

    Use of Estimates

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

(2)   Organization

    The Partnership was organized as a limited partnership on November 6, 1992, in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in West Virginia.

    Purchasers of partnership units subscribed to and fully paid for 11.75 units of limited partner interests and 307.695 units of additional general partner interests at $20,000 per unit (Collectively, Investor
      Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its 10% capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

    Upon written notice to the Managing General Partner, additional general partners have the right to convert their units into units of limited partner interests at any time after one year and thereafter become limited partners of the Partnership. Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

    In accordance with the terms of the Partnership Agreement (the
      Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.



                                                              (Continued)

                      PDC 1992-C LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

(3)   Transactions with Managing General Partner and Affiliates

    The Partnership's transactions with the Managing General Partner include charges for the following:
                                        Years ended December 31,
                                       1996       1995        1994

       Lifing costs                 $243,031    189,637     266,098
       Tax return preparation          3,620      3,620       3,630
       Direct administration cost      1,532      2,511       1,439

(4)   Allocation

    The table below summarizes the participation of the Managing General
      Partner and the Investor Partners, taking account of the Managing
      General Partner's capital contribution equal to 10% of the Initial
      Operating Capital, in the costs and revenues of the Partnership.

                                                           Managing General
Partnership costs                     Investor Partners       Partner
Organization and offering costs            99%                   1%
Management fee                             99%                   1%
Undeveloped lease costs                    90%                  10%
Drilling and completion costs              90%                  10%
Intangible drilling and development
 costs                                     99%                   1%
Operating costs (1)                        80%                  20%
Direct costs (2)                           80%                  20%
Administrative costs                        0%                 100%
Interest expense                           (3)                  (3)

Partnership revenues

Sale of oil and gas production (4)         80%                  20%
Sale of productive properties (5)          80%                  20%
Sale of undeveloped leases                 90%                  10%
Interest income                            80%                  20%


         (1) Represents operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

         (2) Direct costs will be allocated 90% to the Investor Partners and 10% to the Managing General Partner during drilling. After drilling, allocations will be made in accordance with the table above. The Managing General Partner will receive monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

         (3) Although borrowings by the Partnership are not anticipated, interest, associated expenses of borrowings, and deductions attributable to such borrowings if any, will be allocated and charged to the Investor Partners and the Managing General Partner according to the partners' shares of "economic risk of loss" in the loans, or, if no partner bears the economic risk of loss, in accordance with the partnership agreement.



                                                                   (Continued)

                        PDC 1992-C  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

         (4) The revenues and expenses to be allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners in each producing well may be increased and the interest of the Managing General Partner in each well may be decreased if such well fails to meet certain production levels.
               The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed production levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing
               General Partner.

         (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor
               Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated.

(5)      Costs Relating to Oil and Gas Activities

         The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.
            Costs capitalized for these activities are presented below:


                                                        December 31,
                                                    1996            1995

         Lease acquisition costs                $   80,414          80,414
         Intangible development costs            4,298,264       4,298,264
         Well equipment                          1,654,393       1,654,393
                                                $6,033,071       6,033,071

         The following costs were incurred for the Partnership's oil and gas activities:

                                                  Period Ended December 31,
                                                1996        1995       1994


       Costs (refunded) capitalized:
         Property acquisition costs           $   -           -        (3,388)
                                              $   -           -        (3,338)








                                                                   (Continued)

                        PDC 1992-C  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued


(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1996 and 1995, the income tax basis of
           the partnership's oil and gas properties was $534,781 and $716,528, respectively.

(7)      Supplemental Reserve Information (Unaudited)

         Proved oil and gas reserves of the Partnership have been estimated at December 31, 1996 and 1995 by the Managing General Partner's petroleum engineers and at December 31, 1994 by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. Since December 31, 1996 prices have declined to seasonal levels. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                               Natural gas
                                                                   (mcf)
                Proved developed reserves
                  as of December 31, 1993                       4,560,004

                Revisions of previous estimates                   911,522
                Production                                       (504,816)

                Proved developed reserves
                  as of December 31, 1994                       4,966,710

                Revisions of previous estimates                  (500,366)
                Production                                       (424,186)

                Proved developed reserves
                  as of December 31, 1995                       4,042,158

                Revisions of previous estimates                 1,525,710
                Production                                       (372,284)

                Proved developed reserves
                  as of December 31, 1996                       5,195,584














                                     F-12

