Form 10-Q
period 1997-03-31
PDC 1992-C LIMITED PARTNERSHIP
filed 1997-05-14
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets March 31, 1997 and December 31, 1996         1

           Statements of Operations -
            Three Months Ended March 31, 1997 and 1996                 2

           Statement of Partners' Equity - Three Months Ended
            March 31, 1997                                             3

           Statements of Cash Flows-
            Three Months Ended March 31, 1997 and 1996                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996



  Assets
                                                     1997             1996
                                                (Unaudited)

Current assets:
  Cash                                           $      944      $      957
  Accounts receivable - oil and gas revenues        288,380         249,414
  Due from opertor                                    1,353            -
           Total current assets                     290,677         250,371

Oil and gas properties, successful efforts method
      Oil and gas properties                      6,033,071       6,033,071
      Less accumulated depreciation, depletion
        and amortization                          1,945,375       1,846,327
                                                  4,087,696       4,186,744

Other assets (net of amortization of $27,270 and
      $25,971)                                        3,898           5,197

                                                 $4,382,271      $4,442,312

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                               23,052          29,563
                    Total current liabilities        23,052          29,563


Partners' Equity                                  4,359,219       4,412,749

                                                 $4,382,271      $4,442,312

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     1997             1996
Revenues:
  Sales of oil and gas                             $395,911        389,049
  Transportation revenue                               -             8,295
  Interest income                                     1,353            608
                                                    397,264        397,952

Expenses:
  Lifting costs                                      68,023         62,608
  Direct administrative cost                             12            250
  Depreciation, depletion and amortization          100,347        124,704
                                                    168,382        187,562

           Net income                              $228,882        210,390

           Net income per limited and
            additional general partner unit        $    543            513

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner   Total

Balance, December 31, 1996         $3,961,506       $  451,243   $4,412,749
Distributions to partners            (226,474)         (55,938)    (282,412)
Net income                            173,589           55,293      228,882

      Balance, March 31, 1997      $3,908,621       $  450,598   $4,359,219

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                    1997             1996
Cash flows from operating activities:
  Net income                                      $228,882         210,390
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization     100,347         124,704
      Changes in operating assets and liabilities:
      Increase in accounts receivable -
        oil and gas revenues                       (38,966)       (161,523)
      Increase in due from operator                 (1,353)           (608)
      Decrease in accrued expenses                  (6,511)         (8,452)
          Net cash provided from
             operating activities                  282,399         164,511

Cash flows from financing activities:
  Distributions to partners                       (282,412)       (163,762)
           Net cash used by financing activities  (282,412)       (163,762)

Net (decrease) increase in cash                        (13)            749
Cash at beginning of period                            957           1,749
Cash at end of period                            $     944           2,498

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1996, which contains a summary of major accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources


         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at March 31, 1997 of $267,625.

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

    Results of Operations

         Natural gas sales increased 1.8% during the first quarter of 1997 compared to 1996 due to an increase in the volumes of natural gas offset in part by lower sales price. While the partnership experienced a net income of $228,882, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $282,412 to the partners during the first quarter of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.



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


                                              PDC 1992-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1997                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1997                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer