Form 10-Q
period 1997-06-30
PDC 1992-C LIMITED PARTNERSHIP
filed 1997-08-12
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets June 30, 1997 and December 31, 1996          1

           Statements of Operations - Three Months and
            Six Months Ended June 30, 1997 and 1996                    2

           Statement of Partners' Equity -
            Six Months Ended June 30, 1997                             3

           Statements of Cash Flows-
            Six Months Ended June 30, 1997 and 1996                    4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 1997 and December 31, 1996



  Assets
                                                     1997             1996
                                                (Unaudited)

Current assets:
  Cash                                            $     933      $      957
  Accounts receivable - oil and gas revenues        164,680         249,414
           Total current assets                     165,613         250,371

Oil and gas properties, successful efforts method
      Oil and gas properties                      6,033,071       6,033,071
      Less accumulated depreciation, depletion
        and amortization                          2,031,224       1,846,327
                                                  4,001,847       4,186,744

Other assets (net of amortization of $28,828 and
      $25,971)                                        2,340           5,197

                                                 $4,169,800      $4,442,312

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   19,161      $   29,563
           Total current liabilities                 19,161          29,563


Partners' Equity                                  4,150,639       4,412,749

                                                 $4,169,800      $4,442,312

See accompanying notes to financial statements.

                            PDC 1992-C LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

               Three Months and Six Months ended June 30, 1997 and 1996
                                      (Unaudited)

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             1997       1996           1997         1996


Revenues:
  Sales of oil and gas                     $236,698   $217,952       $632,609    $607,001
  Transportation revenue                       -         6,143           -         14,438
  Interest income                               740        822          2,093       1,430
                                            237,438    224,917        634,702     622,869

Expenses:
  Lifting costs                              57,168     50,146        125,191     112,754
  Direct administrative cost                  2,105         91          2,116         341
  Depreciation, depletion and amortization   87,407    114,871        187,754     239,575
                                            146,680    165,108        315,061     352,670

     Net income                            $ 90,758   $ 59,809       $319,641    $270,199

     Net income per limited and
      additional general partner unit      $    200   $    135       $    743    $    648

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                              Six months ended June 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1996             $3,961,506       $  451,243     $4,412,749
Distributions to partners                (466,246)        (115,505)      (581,751)
Net income                                237,417           82,224        319,641

          Balance, June 30, 1997       $3,732,677       $  417,962     $4,150,639

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                          Six months ended June 30, 1997 and 1996
                                        (Unaudited)

                                                        1997             1996
Cash flows from operating activities:
      Net income                                     $ 319,641       $ 270,199
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation, depletion and amortization     187,754         239,575
          Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable -
            oil and gas revenues                        84,734             (47)
          Decrease in accrued expenses                 (10,402)        (13,308)
              Net cash provided from
                 operating activities                  581,727         496,419

Cash flows from financing activities:
      Distributions to partners                       (581,751)       (498,017)
               Net cash used by financing activities  (581,751)       (498,017)

Net decrease in cash                                       (24)         (1,598)
Cash at beginning of period                                957           1,749
Cash at end of period                                $     933       $     151

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

2.      Basis of Presentation

        The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

             The Partnership had net working capital at June 30, 1997 of $146,452.

             The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

        Results of Operations

        Three Months Ended June 30, 1997 Compared with 1996

             Natural gas sales increased 8.6% during the second quarter of 1997 compared with the same period in 1996 due to higher sales volumes offset partially by lower average sales prices. While the Partnership experienced a net income of $90,758, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $299,339 to the partners during the second quarter of 1997.

        Six Months Ended June 30, 1997 Compare with 1996

             Natural gas sales increased 4.2% during the first six months of 1997 compared with the same period in 1996 primarily due to higher sales volumes offset partially by lower sales prices. While the Partnership experienced a net income of $319,641, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $581,751 to the partners during the first six months of 1997.

                                                              CONFORMED COPY

                               PART II - OTHER INFORMATION


Item 1. Legal Proceedings

             None.

Item 6.  Exhibits and Reports on Form 8-K

             (a) None.

             (b) No reports on Form 8-K have been filed during the quarter ended
                 June 30, 1997.



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


                                              PDC 1992-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                               Petroleum Development Corporation




Date:  August 6, 1997                               /s/ Steven R. Williams
                                                        Steven R. Williams
                                                           President


Date:  August 6, 1997                               /s/ Dale G. Rettinger
                                                        Dale G. Rettinger
                                                     Executive Vice President
                                                         and Treasurer