Form 10-Q
period 1997-09-30
PDC 1992-C LIMITED PARTNERSHIP
filed 1997-11-12
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                    For the period ended September 30, 1997

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets September 30, 1997 and December 31, 1996     1

           Statements of Operations - Three Months and
            Nine Months Ended September 30, 1997 and 1996              2

           Statement of Partners' Equity -
            Nine Months Ended September 30, 1997                       3

           Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996              4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                   September 30, 1997 and December 31, 1996

  Assets
                                                     1997             1996
                                                (Unaudited)

Current assets:
  Cash                                            $   1,474      $      957
  Accounts receivable - oil and gas revenues        153,405         249,414
           Total current assets                     154,879         250,371

Oil and gas properties, successful efforts method
      Oil and gas properties                      6,033,071       6,033,071
      Less accumulated depreciation, depletion
        and amortization                          2,116,272       1,846,327
                                                  3,916,799       4,186,744

Other assets (net of amortization of $30,387 and
      $25,971)                                          781           5,197

                                                 $4,072,459      $4,442,312

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                           $   13,327      $   29,563
           Total current liabilities                 13,327          29,563


Partners' Equity                                  4,059,132       4,412,749

                                                 $4,072,459      $4,442,312

See accompanying notes to financial statements.

                            PDC 1992-C LIMITED PARTNERSHIP
                         (A West Virginia Limited Partnership)

                               Statements of Operations

            Three Months and Nine Months ended September 30, 1997 and 1996
                                      (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                               September 30,             September 30,
                                            1997         1996          1997         1996


Revenues:
  Sales of oil and gas                     $199,109   $222,409       $831,718    $829,410
  Transportation revenue                       -         8,167           -         22,605
  Interest income                               584        574          2,677       2,004
                                            199,693    231,150        834,395     854,019

Expenses:
  Lifting costs                              57,877     59,449        183,068     172,203
  Direct administrative cost                     44         28          2,160         369
  Depreciation, depletion and amortization   86,607     93,204        274,361     332,779
                                            144,528    152,681        459,589     505,351

     Net income                            $ 55,165   $ 78,469       $374,806    $348,668

     Net income per limited and
      additional general partner unit      $    111   $    179       $    854    $    827

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                               Statement of Partners' Equity

                           Nine Months ended September 30, 1997
                                        (Unaudited)



                                    Limited and
                                    additional       Managing
                                    general partners general partner       Total

Balance, December 31, 1996             $3,961,506       $  451,243     $4,412,749
Distributions to partners                (583,584)        (144,839)      (728,423)
Net income                                272,765          102,041        374,806

          Balance, September 30, 1997  $3,650,687       $  408,445     $4,059,132

See accompanying notes to financial statements.

                              PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                                 Statements of Cash Flows

                       Nine Months ended September 30, 1997 and 1996
                                        (Unaudited)

                                                               1997         1996
Cash flows from operating activities:
          Net income                                         $374,806   $ 348,668
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation, depletion and amortization        274,361     332,779
              Changes in operating assets and liabilities:
              (Decrease) increase in accounts receivable -
                oil and gas revenues                           96,009     (12,275)
              Decrease in accrued expenses                    (16,236)    (19,819)
                  Net cash provided from
                   operating activities                       728,940     649,353

Cash flows from financing activities:
          Distributions to partners                          (728,423)   (650,404)
                 Net cash used by financing activities       (728,423)   (650,404)

Net increase (decrease) in cash                                   517      (1,051)
Cash at beginning of period                                       957       1,749
Cash at end of period                                       $   1,474   $     698

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources


         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at September 30, 1997 of $141,552.

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


    Results of Operations

    Three Months Ended September 30, 1997 Compared with 1996

         Natural gas sales decreased 10.4% during the third quarter of 1997 compared with the same period in 1996 due to lower average sales prices offset partially by higher sales volumes. While the Partnership experienced a net income of $55,165 depreciation, depletion, and amortization is a non-cash expense and therefore the partnership distributed $146,672 to the partners in the third quarter of 1997.

    Nine Months Ended September 30, 1997 Compared with 1996

         Natural gas sales increased 0.3% during the first nine months of 1997 compared with the same period in 1996 primarily due to higher sales volumes offset partially by lower sales prices. While the Partnership experienced a net income of $374,806, depreication, depletion, and amortization is a non-cash expense and therefore the partnership distributed $728,423 to the partners in the first nine months of 1997.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.



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


                                              PDC 1992-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  November 11, 1997                        /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  November 11, 1997                        /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer