Form 10-K
period 1997-12-31
PDC 1992-C LIMITED PARTNERSHIP
filed 1998-03-26
CIK 880057

CONFORMED COPY


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

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

Employees

      The Partnership has no employees, however, PDC has approximately 75 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

      The following table sets forth the results of drilling activity from November 6, 1992 (date of inception) to March 15, 1998, of the Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total

Period Ended
 March 15, 1998. . .           26    3   29       24.849    2.529 27.378

      The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

      The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1998.

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

      None.
                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

      At December 31, 1997, PDC 1992-C Limited Partnership had one Managing General Partner, 12 Limited Partners who fully paid for 11.75 units at $20,000 per unit of limited partnership interests and a total of 519 Additional General Partners who fully paid for 307.695 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

      Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                         Periods ended
                                                         December 31,
                                                    1997    1996       1995
Oil and Gas Sales. . . . . . . . . . . . . . .$1,084,229 1,137,558    732,252
Costs and Expenses . . . . . . . . . . . . . .   598,610   612,301    726,120
Net Income . . . . . . . . . . . . . . . . . .   489,129   540,278     45,611
Allocation of Net Income (Loss):
   Managing General Partner. . . . . . . . . .   130,596   122,512     51,416
   Limited and Additional General Partners . .   358,533   417,766     (5,805)
   Per Limited and Additional
    General Partner Unit . . . . . . . . . . .     1,122     1,308        (18)
Total Assets . . . . . . . . . . . . . . . . . 4,059,513 4,442,312  4,705,313
Distributions:
   Managing General Partner. . . . . . . . . .   173,357   141,196     99,756
   Limited and Additional General Partners . .   697,656   658,280    444,932

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

      The Partnership had net working capital at December 31, 1997 of $169,911.

      Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1997 Compared to 1996

      Oil and gas sales decreased 4.7% in 1997 compared to 1996 due to lower average sales prices offset in part by higher sales volumes. Cash distributions to the partners increased from $799,476 in 1996 to $871,013 in 1997.

1996 Compared to 1995

      The Partnership's natural gas sales increased 55.4% in 1996 compared to 1995 due to higher average sales prices offset in part by lower sales volumes.

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

Year 2000 Issue

      PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems. PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC management believes that the cost to become Year 2000 Compliant is not material to PDC's or the Partnership's financial position or results of operation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                   Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1997 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

         NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the years ended December 31,:

                                            1997        1996         1995
         Operator's charges             $244,265     243,031      189,637
         Tax return preparation            3,620       3,620        3,620
         Direct administrative cost        1,921       1,532        2,511

                                                                CONFORMED COPY

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  (1)  Financial Statements

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



                                                March 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature              Title                               Date



/s/ James N. Ryan          Chairman, Chief Executive
James N. Ryan              Officer and Director                March 23, 1998



/s/ Steven R. Williams     President and Director
Steven R. Williams                                             March 23, 1998



/s/ Dale G. Rettinger      Executive Vice President,
Dale G. Rettinger          Treasurer and Director              March 23, 1998
                           (principal financial and
                           accounting officer)


/s/ Roger J. Morgan        Secretary and Director
Roger J. Morgan                                                March 23, 1998

                           PDC 1992-C LIMITED PARTNERSHIP
                           (A West Virginia Limited Partnership)

                           Financial Statements for Annual Report
                           on Form 10-K to Securities and Exchange
                           Commission

                           Years Ended December 31, 1997, 1996 and 1995
                           (With Independent Auditors' Report Thereon)

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)



                         Index to Financial Statements



Independent Auditors' Report                                   F-3
Balance Sheets - December 31, 1997 and 1996                    F-4
Statements of Operations - Years Ended
 December 31, 1997, 1996 and 1995                              F-5
Statements of Partners' Equity - Years Ended
 December 31, 1997, 1996 and 1995                              F-6
Statements of Cash Flows - Years Ended
 December 31, 1997, 1996 and 1995                              F-7
Notes to Financial Statements                                  F-8




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1992-C Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                      KPMG Peat Marwick LLP



Pittsburgh, Pennsylvania
March 19, 1998

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                          December 31, 1997 and 1996

      Assets                                             1997         1996

Current assets:
    Cash                                            $    2,264           957
    Accounts receivable - oil and gas revenues         196,295       249,414
      Total current assets                             198,559       250,371

Oil and gas properties, successful efforts method
    (Notes 3 and 5):
      Oil and gas properties                         6,033,071     6,033,071
      Less accumulated depreciation, depletion and
       amortization                                  2,172,117     1,846,327
                                                     3,860,954     4,186,744

Other assets (net of amortization of $31,168
     and $25,971)                                         -            5,197

                                                    $4,059,513     4,442,312



    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                $   28,648        29,563
      Total current liabilities                         28,648        29,563

Partners' equity                                     4,030,865     4,412,749

                                                    $4,059,513     4,442,312






See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                 Years ended December 31, 1997, 1996 and 1995

                                              1997          1996      1995

Revenues:
  Sales of oil and gas                    $1,084,229    1,137,558   732,252
  Transportation income                         -          12,710    36,351
  Interest income                              3,510        2,311     3,128
                                           1,087,739    1,152,579   771,731

Expenses (note 3):
  Lifting cost                               244,265      243,031   189,637
  Independent audit fee                        6,675        6,315     6,288
  Franchise taxes                             11,142       11,476    12,881
  Tax return preparation                       3,620        3,620     3,620
  Direct administrative cost                   1,921        1,532     2,511
  Depreciation, depletion and amortization   330,987      346,327   511,183
                                             598,610      612,301   726,120

    Net income                            $  489,129      540,278    45,611

    Net income (loss) per limited
     and additional general partner unit  $    1,122        1,308       (18)

See accompanying notes to financial statements.

                         PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Statements of Partners' Equity

                 Years ended December 31, 1997, 1996 and 1995

                                  Limited
                                  and additional    Managing
                                  general partners  general partner     Total

Balance, December 31, 1994          $4,652,757        518,267       5,171,024

Distributions to partners             (444,932)       (99,756)       (544,688)
Net income (loss)                       (5,805)        51,416          45,611

  Balance, December 31, 1995         4,202,020        469,927       4,671,947

Distributions to partners             (658,280)      (141,196)       (799,476)
Net income                             417,766        122,512         540,278

  Balance, December 31, 1996         3,961,506        451,243       4,412,749

Distributions to partners             (697,656)      (173,357)       (871,013)
Net income                             358,533        130,596         489,129

  Balance, December 31, 1997        $3,622,383        408,482       4,030,865

See accompanying notes to financial statements.

                          PDC 1992-C LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                             Statements of Cash Flows

                   Years ended December 31, 1997, 1996 and 1995

                                                1997           1996         1995
Cash flows from operating activities:
      Net income                            $  489,129       540,278       45,611
      Adjustments to reconcile net
        income to net cash
        provided by operating activities:
          Depreciation, depletion and
           amortization                        330,987       346,327      511,183
          Changes in operating assets and
           liabilities:
            Decrease (increase) in accounts
             receivable - oil & gas revenues    53,119       (84,118)      (5,544)
            Decrease in accrued expenses          (915)       (3,803)      (7,240)


          Net cash provided from
           operating activities                872,320       798,684      544,010

Cash flows from financing activities:
      Distributions to partners               (871,013)     (799,476)    (544,688)
          Net cash used by
           financing activities               (871,013)     (799,476)    (544,688)

Net increase (decrease) in cash                  1,307          (792)        (678)
Cash at beginning of period                        957         1,749        2,427
Cash at end of period                       $    2,264           957        1,749





See accompanying notes to financial statements.

                          PDC 1992-C LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                           Notes to Financial Statements

                   Years Ended December 31, 1997, 1996 and 1995

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

        Oil and Gas Properties

        The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 1997, 1996 and 1995 by the Managing General Partner's petroleum engineers. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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




















                                                                (Continued)

                          PDC 1992-C LIMITED PARTNERSHIP
                       (A West Virginia Limited Partnership)

                     Notes to Financial Statements, Continued

(3)     Transactions with Managing General Partner and Affiliates

        The Partnership's transactions with the Managing General Partner include charges for the following:

                                            Years ended December 31,
                                           1997       1996        1995

           Lifing costs                 $244,265    243,031     189,637
           Tax return preparation          3,620      3,620       3,620
           Direct administration cost      1,921      1,532       2,511

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

[FN]
         (1) Represents operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

         (2) Direct costs were allocated 90% to the Investor Partners and 10% to the Managing General Partner during drilling. After drilling, allocations are made in accordance with the table above. The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

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


                                                                   (Continued)

                        PDC 1992-C  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued

         (4) The revenues and expenses allocated to the partners are subject to a special provision in the partnership agreement, whereby the allocable share of revenues and expenses of the Investor Partners in each producing well may be increased and the interest of the Managing General Partner in each well may be decreased if such well fails to meet certain production levels. The shifting of the allocable share of revenues and expenses to the Investor Partners in the event that certain prescribed production levels are not attained may also serve to shift an increased amount of cash distributions to the Investor Partners and a decreased amount of cash distributions to the Managing General Partner.

         (5) In the event of the sale or other disposition of a productive well, a lease upon which such well is situated, or any equipment related to any such lease or well, the proceeds from such sale or disposition shall be allocated and credited to the partners as oil and gas revenues are allocated. The term "proceeds" above does not include revenues from a royalty, overriding royalty, lease interest reserved, or other promotional consideration received by the Partnership in connection with any sale or disposition, which revenues shall be allocated to the Investor Partners and the Managing General Partner in the same percentages that oil and gas revenues are allocated. No such sales have occurred.

(5)      Costs Relating to Oil and Gas Activities

         The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are presented below:


                                                        December 31,
                                                    1997            1996

         Lease acquisition costs                $   80,414          80,414
         Intangible development costs            4,298,264       4,298,264
         Well equipment                          1,654,393       1,654,393
                                                $6,033,071       6,033,071

















                                                                   (Continued)

                        PDC 1992-C  LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                   Notes to Financial Statements, Continued


(6)      Income Taxes

         As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
           purposes.   At December 31, 1997 and 1996, the income tax basis of
           the partnership's oil and gas properties was $389,384 and $534,781, respectively.

(7)      Supplemental Reserve Information (Unaudited)

         Proved oil and gas reserves of the Partnership have been estimated at December 31, 1997, 1996 and 1995 by the Managing General Partner's petroleum engineers. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed.
           An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                               Natural gas
                                                                   (mcf)

                Proved developed reserves
                  as of December 31, 1994                       4,966,710

                Revisions of previous estimates                  (500,366)
                Production                                       (424,186)

                Proved developed reserves
                  as of December 31, 1995                       4,042,158

                Revisions of previous estimates                 1,525,710
                Production                                       (372,284)

                Proved developed reserves
                  as of December 31, 1996                       5,195,584

                Revisions of previous estimates                   500,504
                Production                                       (405,888)

                Proved developed reserves
                  as of December 31, 1997                       5,290,200