Form 10-Q
period 1998-03-31
PDC 1992-C LIMITED PARTNERSHIP
filed 1998-05-13
CIK 880057

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 1998

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 1998 and December 31, 1997       1

           Statements of Operations -
            Three Months Ended March 31, 1998 and 1997                 2

           Statement of Partners' Equity - Three Months Ended
            March 31, 1998                                             3

           Statements of Cash Flows-
            Three Months Ended March 31, 1998 and 1997                 4

           Notes to Financial Statements                               5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           7

  Item 6.  Exhibits and Reports on Form 8-K                            7

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 1998 and December 31, 1997



  Assets
                                                     1998             1997
                                                (Unaudited)

Current assets:
  Cash                                            $   3,078           2,264
  Accounts receivable - oil and gas revenues        120,674         196,295
           Total current assets                     123,752         198,559

Oil and gas properties, successful efforts method 6,033,071       6,033,071
      Less accumulated depreciation, depletion
        and amortization                          2,236,141       2,172,117
                                                  3,796,930       3,860,954

                                                 $3,920,682       4,059,513

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                               22,813          28,648
           Total current liabilities                 22,813          28,648

Partners' equity                                  3,897,869       4,030,865
                                                 $3,920,682       4,059,513

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Operations

                  Three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                     1998             1997
Revenues:
  Sales of oil and gas                             $176,244         395,911
  Interest income                                       873           1,353
                                                    177,117         397,264

Expenses:
  Lifting costs                                      52,135          68,023
  Direct administrative cost                             59              12
  Depreciation, depletion and amortization           64,024         100,347
                                                    116,218         168,382

           Net income                              $ 60,899         228,882

           Net income per limited and
            additional general partner unit        $    132             543

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1998
                                  (Unaudited)



                                Limited and
                                additional       Managing
                                general partners general partner    Total

Balance, December 31, 1997         $3,622,383          408,482    4,030,865

Distributions to partners            (155,304)         (38,591)    (193,895)
Net income                             42,317           18,582       60,899

      Balance, March 31, 1998      $3,509,396       $  388,473   $3,897,869

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                           Statements of Cash Flows

                  Three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                    1998             1997
Cash flows from operating activities:
  Net income                                     $  60,899         228,882
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization      64,024         100,347
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable -
        oil and gas revenues                        75,621         (38,966)
      Increase in due from operator                   -             (1,353)
      Decrease in accrued expenses                  (5,835)         (6,511)
          Net cash provided from
             operating activities                  194,709         282,399

Cash flows from financing activities:
  Distributions to partners                       (193,895)       (282,412)
           Net cash used by financing activities  (193,895)       (282,412)

Net increase (decrease) in cash                        814             (13)
Cash at beginning of period                          2,264             957
Cash at end of period                            $   3,078             944

See accompanying notes to financial statements.

                        PDC 1992-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 1997, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    Oil and Gas Properties are reported on the successful efforts method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources


         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.


         The Partnership had net working capital at March 31, 1998 of $100,939.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         Natural gas sales decreased 55.5% during the first quarter of 1998 compared to 1997 due to a decrease in the volumes of natural gas and lower sales price. While the partnership experienced a modest net income of $60,899, depreciation, depletion and amortization is a non-cash expense and therefore the partnership distributed $193,895 to the partners during the first quarter of 1998.

    Year 2000 Issue

         PDC, who administers all aspects of the Partnership, has assessed the extent of Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system, including operating software currently being installed along with modifications being made by PDC's computer technicians will address the dating system flaw inherent in most operating systems.
    PDC expects to be fully Year 2000 Compliant by the end of 1998. PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



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


                                              PDC 1992-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 14, 1998                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 14, 1998                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer